Form 10-Q
period 1995-09-30
SIERRA REAL ESTATE EQUITY TRUST 84 CO
filed 1995-11-09
CIK 733594

SECURITIES AND EXCHANGE COMMISSION
                                   Washington,
                                   D.C. 20549
--------------------------------------------------------------------------------


                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 1995

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-13526


                   SIERRA REAL ESTATE EQUITY TRUST '84 CO.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 Missouri                                  94-3059972
      (State or other jurisdiction of             (I.R.S. Employer I.D. Number)
      incorporation or organization)


      50 California Street, Suite 1600, San Francisco, California 94111
--------------------------------------------------------------------------------
            (Address and zip code of principal executive offices)


      Registrant's telephone number, including area code: (415) 956-3031

                                      NONE
--------------------------------------------------------------------------------
 (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No

   Indicate the number of shares outstanding of the common stock, as of the latest practicable date:

     Shares of Common Stock outstanding as of November 1, 1995: 4,887,089
--------------------------------------------------------------------------------

                        PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

      ITEM 1.      FINANCIAL STATEMENTS

      The accompanying unaudited financial statements should be read in conjunction with the 1994 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the Company's management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The changes in Estimated Net Assets in Liquidation for the nine months ended September 30, 1995 are not necessarily indicative of the change that may be expected for the year ending December 31, 1995.

                  SIERRA REAL ESTATE EQUITY TRUST `84 CO.
                            (Liquidation Basis)
             STATEMENT OF ESTIMATED NET ASSETS IN LIQUIDATION
                 SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                (Unaudited)

                                                          1995           1994
----------------------------------------------------------------------------------
Assets
Cash and Cash Equivalents                               $584,214       $663,279
Notes Receivable From Affiliates                         144,000        144,000
Other Assets                                               --             3,844
----------------------------------------------------------------------------------
Total Assets                                             728,214        811,123
----------------------------------------------------------------------------------
Liabilities
Accounts Payable                                           --           163,302
Due To (From) Affiliates                                   1,075         (4,530)
Accrued Liquidation Costs                                378,648        391,000
----------------------------------------------------------------------------------
Total Liabilities                                        379,723        549,772
==================================================================================
Estimated Net Assets in Liquidation                     $348,491       $261,351
==================================================================================
Shares  of  Beneficial   Interest  Issued  and        $4,887,089     $4,887,089
Outstanding
==================================================================================
Estimated Net Assets in Liquidation  Per Share        $    0.071     $    0.053
of Common Stock
==================================================================================

     The accompanying notes are an integral part of these statements.

                  SIERRA REAL ESTATE EQUITY TRUST `84 CO.
                            (Liquidation Basis)
        STATEMENT OF CHANGES IN ESTIMATED NET ASSETS IN LIQUIDATION
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
                     THE YEAR ENDED DECEMBER 31, 1994
                                (Unaudited)


------------------------------------------------------------------------------------
Total Shareholders' Equity at January 1, 1994                       $1,389,743
Adjustment to Reflect Change to Liquidation  Basis                          --
of Accounting
------------------------------------------------------------------------------------
Estimated Net Assets in  Liquidation at January 1,                   1,389,743
1994
Interest and Other Income                                              103,437
Legal Costs                                                           (194,691)
Directors & Officers Insurance                                        (115,467)
General and Administrative Expenses                                   (119,883)
Depreciation and Amortization                                          (10,788)
Legal Settlement                                                      (400,000)
Estimated Costs to Liquidate the Company                              (391,000)
------------------------------------------------------------------------------------
Estimated  Net Assets in  Liquidation  at December                     261,351
31, 1994
Adjustment  of Estimated  Costs to  Liquidate  the                      87,140
Company
====================================================================================
Estimated Net Assets in  Liquidation  at September                    $348,491
30, 1995
====================================================================================

     The accompanying notes are an integral part of these statements.

                     SIERRA REAL ESTATE EQUITY TRUST '84 CO.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


1.    General.

      Sierra Real Estate Equity Trust '84 Co. (the "Company") was organized for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. The Company is a self-liquidating/finite life entity in its liquidation phase.

      On December 22, 1993, the Company sold its three remaining real estate investments namely, Beach Commerce Center, Fairway Commerce Center, and Westlake Commerce Center. At September 30, 1995, the Company's remaining assets consist primarily of cash and cash equivalents and notes receivable from affiliates. On May 4, 1995, the Company's shareholders approved the adoption of a formal Plan of Dissolution and Complete Liquidation for the Company (the "Plan").

      Under Missouri law, the Company may not terminate its existence for two years after it is dissolved. Therefore, the Company has accrued for all its known liabilities and obligations, including contractual arrangements for certain legal, accounting, and administrative services to be performed by unaffiliated third parties during the above-referenced two-year period. During this two-year period, the Company's activities will be confined to completing the steps necessary to formally terminate its existence under state law. The Company expects to pay a liquidating dividend in the amount of the balance of its funds (estimated to be 7.1 cents per share, subject to any final adjustments to the accrued liquidation costs prior to the distribution). This dividend is expected to be paid in December 1995. Upon payment of this dividend, the administration of the Company's affairs will be transferred to a third-party administrator. No further distributions to shareholders are expected to be made after this dividend. The payment of this dividend is contingent upon receipt of a formal SEC no-action letter exempting the Company from the need to file further reports under the Securities Exchange Act of 1934, as amended. Although the Company expects to receive this letter, there can be no assurance that this letter will be received or that this dividend will be paid. It is intended that there will be no further shareholder meetings in order to minimize the associated legal, accounting and other expenses.


2.    Basis of Presentation.

      As a result of the anticipated liquidation and in accordance with generally accepted accounting principles, the Statement of Estimated Net Assets in Liquidation at September 30, 1995 and December 31, 1994 and the Statement of Changes in Estimated Net Assets in Liquidation for the nine months ended September 30, 1995 and for the year ended December 31, 1994 are presented on the liquidation basis. The liquidation basis of accounting requires that the Company's remaining assets be presented at their estimated realizable value and the remaining liabilities, including a provision for the estimated costs of the Plan, be presented at their estimated settlement value.

      The estimated costs of the Plan represent future general and administrative costs anticipated to carry out the final liquidation. Such costs are reflected as accrued liquidation costs in the accompanying Statement of Estimated Net Assets in Liquidation and amount to $378,648 and $391,000 at September 30, 1995 and December 31, 1994, respectively. These accrued liquidation costs may change if the above-referenced SEC approval is not forthcoming.


3.    Cash and Cash Equivalents.

      The Company considers all investments with a maturity of three months or less to be cash equivalents.



4.    Income Taxes.

      At December 31, 1993, the Company ceased to qualify as a REIT because it no longer held any real estate assets that would generate the real estate income necessary to qualify as a REIT for federal income tax purposes. To facilitate its future liquidation, the majority of the Company's assets are held in the form of cash and cash equivalents. The Company does not anticipate taxable income for the year ended December 31, 1995, and has significant net operating and capital loss carryforwards. Therefore, the loss of the REIT status should have no tax impact to the Company or shareholders, and no provision for federal income taxes has been made in the accompanying statement of changes in estimated net assets in liquidation for the nine months ended September 30, 1995 and the year ended December 31, 1994.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The Company disposed of all its real estate assets and has adopted a plan of liquidation (the "Plan").

      Under the liquidation basis accounting, a Statement of Estimated Net Assets in Liquidation is presented in lieu of a balance sheet. In the Statement of Estimated Net Assets in Liquidation, remaining assets are stated at their estimated realizable values, and remaining liabilities, including a provision for the estimated costs of the Plan, are stated at their estimated settlement amounts. A Statement of Changes in Estimated Net Assets in Liquidation has also been included in lieu of a Statement of Operations. (See Note 1 to the financial statements of the Company.)

      This section should be read in conjunction with the financial statements and related footnotes contained in Item 1 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in those financial statements, or
(b) have the meanings ascribed to them in those financial statements and the notes thereto.


Liquidity and Capital Resources.

      At September 30, 1995 the Company had cash and cash equivalents of $584,214. Before payment of its final liquidating dividend, the Company expects to receive payment of its $144,000 notes receivable from affiliates. At September 30, 1995, the Company's total liabilities amount to $379,723. Thus, at September 30, 1995, the Company's estimated net assets in liquidation amount to $348,491, which are expected to be distributed in a liquidating dividend of 7.1 cents per share, subject to any final adjustments to the accrued liquidation costs prior to the distribution.

      During the nine months ended September 30, 1995, the costs estimated to liquidate the Company were adjusted by $87,140. The adjustment was due to the changes in the assumptions and costs estimated to be incurred in the consummation of the Plan.

      Under Missouri law, the Company may not terminate its existence for two years after it is dissolved. Therefore, the Company has accrued for all its known liabilities and obligations, including contractual arrangements for certain legal, accounting, and administrative services to be performed by unaffiliated third parties during the above-referenced two-year period. During this two-year period, the Company's activities will be confined to completing the steps necessary to formally terminate its existence under state law. The Company expects to pay a liquidating dividend in the amount of the balance of its funds (estimated to be 7.1 cents per share, subject to any final adjustments to the accrued liquidation costs prior to the distribution). This dividend is expected to be paid in December 1995. Upon payment of this dividend, the administration of the Company's affairs will be transferred to a third-party administrator. No further distributions to shareholders are expected to be made after this dividend. The payment of this dividend is contingent upon receipt of a formal SEC no-action letter exempting the Company from the need to file further reports under the Securities Exchange Act of 1934, as amended. Although the Company expects to receive this letter, there can be no assurance that this letter will be received or that this dividend will be paid. It is intended that there will be no further shareholder meetings in order to minimize the associated legal, accounting and other expenses.

      The estimated costs of the Plan represent future general and administrative costs anticipated to carry out the final liquidation. Such costs are reflected as accrued liquidation costs in the accompanying Statement of Estimated Net Assets in Liquidation and amount to $378,648 and $391,000 at September 30, 1995 and December 31, 1994, respectively. These accrued liquidation costs may change if the above-referenced SEC approval is not forthcoming.

-------------------------------------------------------------------------------

                           PART II: OTHER INFORMATION
-------------------------------------------------------------------------------


      ITEM 1.   LEGAL PROCEEDINGS.

      There are no material pending legal proceedings to which the Company or any partnership in which it has an interest is a party, or to which any of the assets of the Company or any such partnership are subject.


      ITEM 2.   CHANGES IN SECURITIES.

                None.


      ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                None.


      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.


      ITEM 5.   OTHER INFORMATION.

                None.


      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a)       Exhibits: None.


      (b) Reports on Form 8-K. No reports on Form 8-K report were filed during the quarter ended September 30, 1995:

                None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     REGISTRANT

                                     SIERRA  REAL  ESTATE  EQUITY  TRUST '84 CO.



Date: November 9, 1995               By: Milton K. Reeder
                                         -------------------------------------
                                         Milton K. Reeder,
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)



Date: November 9, 1995               By: Brian F. Zywiciel
                                         -------------------------------------
                                         Brian F. Zywiciel,
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)